Form 10-Q
period 1997-12-31
INTERCOM TECHNOLOGIES CORP
filed 1999-03-19
CIK 728422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended December 31, 1997
                         Commission File No 2-97278-NY

                          INTERCOM TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                          13-2932511
---------------------------------                     ------------------------
(State or other jurisdiction                          (IRS Employer ID Number)
of incorporation or organization)

   195 Tenth Avenue, New York, New York                        10011
----------------------------------------                    ----------
(Address of principal executive offices                     (Zip Code)

Registrant's Telephone Number including area code (212) 924-7597


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) , AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes                         No X
   ----                       ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


Common Stock, Par Value $.001                            120,239
-----------------------------                --------------------------------
           Class                             Outstanding at December 31, 1997

                                                               February 24, 1998


Mr. Dominick Pope
195 1Oth Avenue
New York, New York 10011


We have compiled the accompanying balance sheet of Intercom Technologies Corp. as of December 31, 1997, and the related statements of income, cash flows and statement of changes to stockholder's equity for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements, and accordingly, do not express an opinion or any other form of assurance on them.








                                           Margery S. Davidson
                                           Certified Public Accountant

                        INTERCOM TECHNOLOGIES CORPORATION

                                  BALANCE SHEET

                       THREE MONTHS ENDED DECEMBER 31,1997

                                     ASSETS

CURRENT ASSETS:

         Cash .................................................     $ 21,889.
         Accounts receivable net ..............................       31,457.
         Inventory ............................................       30,707.
                                                                    ---------

              TOTAL CURRENT ASSETS ............................     $ 84,053.

PROPERTY MACHINERY AND EQUIPMENT ..............................        3,460.

OTHER ASSETS ..................................................      126,242.

              TOTAL ASSETS ....................................     $213,755.
                                                                    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
         Accounts payable and accrued expenses ................     $ 36,342.

STOCKHOLDER'S EQUITY
         Common stock-Par value $.0001;
         250,000,000 shares authorized
         120,239 shares issued and outstanding ................      $14,304.

         Treasurer stock ......................................       (2,500.)

         Paid-in capital ......................................      373,299.
         Accumulated Deficit ..................................     (207,690.)
                                                                    ---------

              TOTAL STOCKH0LDER'S EQUITY.......................     $177,413.

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY....................      $213,755.
                                                                    =========



   The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                              STATEMENT OF INCOME

                      THREE MONTHS ENDED DECEMBER 31, 1997

SALES ......................................................   $109,968.

COST OF GOODS SOLD .........................................     26,254.
                                                               ---------
         GROSS PROFIT ......................................     83,714.

SELLING GENERAL AND ADMINISTRATION .........................     117,459.

OTHER (INCOME) OR LOSS .....................................    (13,037.)
                                                               ---------
NET INCOME (LOSS) BEFORE TAXES .............................   $(20,708.)
                                                               =========
PROVISION FOR INCOME TAXES -
         NET INCOME (LOSS) $(20.708.)
NET INCOME (LOSS) PER SHARE ................................   (0.17222)

AVERAGE NUMBER OF SHARES OUTSTANDING .......................   120,239.








   The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                            STATEMENT OF CASH FLOWS

                      THREE MONTHS ENDED DECEMBER 31, 1997

CASH FLOW FROM OPERATING ACTIVITIES:
         Net income (loss)......................................     $(20,708.)

Adjustments  to reconcile  net income (loss)
to net cash  provided by operating
activities:
         Depreciation ..........................................          324.

Changes in assets and liabilities
         Decrease (Increase) in accounts receivable ............       30,000.
         Decrease (Increase) in inventory ......................            0.
         Decrease (Increase) in other asset.....................       (9,634.)
         Increase (Decrease) in accounts payable ...............        1,283.
                                                                     ---------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES ...................       1,265.

CASH FLOWS FROM INVESTING ACTIVITIES
         CAPITAL EXPENDITURES...................................           -

CASH PROVIDED (USED) BY INVESTING ACTIVITIES....................           -

CASH FLOWS FROM FINANCING ACTIVITIES............................           -

CASH PROVIDED (USED BY FINANCING ACTIVITIES)....................           -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT ............       1,265.

CASH AT BEGINNING OF YEAR ......................................      20,624.

CASH AT END OF THREE MONTHS ....................................    $ 21,889.
                                                                    =========





   The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                  STATEMENT OF CHANGES TO STOCKHOLDER'S EQUITY

                      THREE MONTHS ENDED DECEMBER 31,1997


                             Common                          Additional        Retained
                              stock         Treasury          paid in          earnings
                             amount           stock           capital          (deficit)         Total
                           --------        ---------        ----------       ------------     ----------
Balance 10/1/97            $ 14,296.       $ (2,500.)       $ 365,057.       $ (186,982.)     $ 189,871.

Net Income (Loss)                                                               (20,708.)       (20,708.)

Reverse Stock Split               8.              -             8,242.                -           8,250.
3,400 to 1                 ---------       ---------        ----------       -----------      ----------

Balance 3/31/98              14,304.       $ (2,500.)       $ 373,299.       $ (207,690.)     $ 177,413.
                           =========       =========        ==========       ===========      ==========








   The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31,1997


ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

I.   ORGANIZATION

     On October 10, 1977 L.J.L. Intercom Services Corp. was incorporated under the laws of New York State, to engage in the business of Manufacturing and Installing Intercom systems and to provide maintenance and repair to existing Intercom systems.

2.   CHANGE IN CORPORATE NAME

     On March 31, 1985, the board of directors of L.J.L. Intercom Services Corp. adopted a resolution to change the corporate name to Intercom Technologies Corp. The stockholders of the Company approved this change on April 22, 1985.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Cash and Cash Equivalents

     The Company considers all instruments with a maturity of three months or less to be cash and cash equivalents.

     B.   Accounts Receivable

     Accounts receivable are represented net of allowance for bad debt.

     C. Inventory

     Inventory   is  stated   at  the   lower  of  cost  or  market   using  the
     first-in-first-out method.

     D. Property and equipment

     Property and equipment are carried at cost. The Company provides for depreciation based on estimated useful lives of the assets. Depreciation is provided principally an the straight-line method. Maintenance and repair costs are charged to expense as incurred. Cost of replacements and improvements is generally capitalized. The range of estimated useful lives used for depreciation is as follows:

                                             Years
     Machinery and Equipment                 3-10
     Furniture and Fixtures                  5-10
     Leasehold Improvements                  5

                       INTERCOM TECHNOLOGIES CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1997

4.   INVENTORY

     Inventory consists of the following:

     Parts ........................................   $ 5,000.
     Finished Goods ...............................    24,257.
                                                      --------
     Total ........................................   $29,257.
                                                      ========

5.   PROPERTY AND EQUIPMENT

Property plant and equipment  consists of:

     Shop equipment .............................       $ 7,021.
     Furniture and fixtures .....................         1,922.
     Show room ..................................         7,957.
     Leasehold improvements .....................         2,799.
     Auto .......................................         3,250.
                                                        --------

     Total Cost .................................        22,949.

     Accumulated depreciation ...................        19,489.
                                                        --------
     Total ......................................        $3,460.
                                                        ========

6.   OTHER ASSETS

     Other assets include loans to related parties in the amount of $ 113,732.

7.   COMMITMENTS AND CONTINGENCIES

     The Company leases its office space under a five year lease with monthly payments. The Company also has two operating leases for automobiles with a duration of two and three years.

     Minimum annual rentals under these leases are:

     September 30, 1998                 $ 28,279.
                   1999                   29,370.
                   2000                   11,100.
                                        ---------
     Total                              $ 68,749.
                                        =========

                       INTERCOM TECHNOLOGIES CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1997


8.   NET EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding.

9.   STOCKHOLDERS EQUITY

     On October 3, 1997 the Board of Directors of The Company approved a reverse split of 3,400 to 1, so that each 3,400 shares issued and outstanding became one share, and that any fractional shares be rounded up to the nearest whole share.

10.  INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes. Due to the Company's net operating losses in excess of $150,000. There are no income taxes currently due. As of December 31, 1997 the company has a deferred tax asset of $0. Due to recurring losses the company has a zero valuation allowance.

10.  SUBSEQUENT EVENTS

     The Company as of the report date, has not entered into any significant business transactions which would impair the balance sheet.


11.  NET EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share of common stock are based on the shares outstanding as of the balance sheet date of 120,239 shares.

     Net Income (Loss).....................................   $ (20,708.)

     Shares outstanding at balance sheet date .............     120,239.

     Net (Loss) per share .................................   $ (0.17222)

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report for the quarter ended December 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     INTERCOM TECHNOLOGIES CORP.
                                                     ---------------------------
                                                            (Registrant)



Dated: March 3, 1999                              By:
                                                      --------------------------
                                                      Dominick P. Pope
                                                      President and Treasurer
                                                      (Principal Financial
                                                      Officer and Principal
                                                      Accounting Officer)