Form 10-Q
period 1998-03-31
INTERCOM TECHNOLOGIES CORP
filed 1999-03-19
CIK 728422

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 1998
                                                   Commission File No 2-97278-NY

                          INTERCOM TECHNOLOGIES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                          13-2932511
---------------------------------                   ------------------------
(State or other jurisdiction                        (IRS Employer ID Number)
of incorporation or organization)

 195 Tenth Avenue, New York, New York                         10011
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

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

Yes     No  X
   ----    ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


Common Stock, Par Value $.001                              120,239
-----------------------------                    -----------------------------
          Class                                  Outstanding at March 31, 1998

Margery S. Davidson                                                Member:NJCPA
Certified Public Accountant

                                  May 20, 1998







Mr. Dominick Pope
195 1Oth Avenue
New York, New York 10011


We have compiled the accompanying balance sheet of Intercom Technologies Corp. as of March 31, 1998, and the related statements of income, cash flows and statement of changes to stockholder's equity for the six months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

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








                                               Margery S. Davidson
                                               Certified Public Accountant








   19 Ingram Circle, Aberdeen, N.J. 07747 (908) 583-7674 Fax: (908) 290-1504

                       INTERCOM TECHNOLOGIES CORPORATION

                                 BALANCE SHEET

                         SIX MONTHS ENDED MARCH 31,1998


                                     ASSETS

CURRENT ASSETS:

     Cash .............................................          $  30,472.
     Accounts receivable net ..........................             30,897.
     Inventory ........................................             29,257.
                                                                 ----------
          TOTAL CURRENT ASSETS ........................          $  90,626.

PROPERTY MACHINERY AND EQUIPMENT ......................              2,812.

OTHER ASSETS ..........................................            124,959.

          TOTAL ASSETS ................................          $ 218,397.
                                                                 ==========

        LIABILITIES AND STOCKHOLDERS'EQUITY

LIABILITIES:
     Accounts payable and accrued expenses ............          $  31,346.

STOCKHOLDER'S EQUITY
     Common stock-Par value $.OOO1;
     250,000,000 shares authorized
     120,239 shares issued and outstanding ............          $  14,304.

     Treasurer stock                                                (2,500.)

     Paid-in capital                                               373,299.
     Accumulated Deficit ..............................           (198,052.)
                                                                 ----------
          TOTAL STOCKHOLDER'S EQUITY ..................          $ 187,051.

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ............          $ 218,397.
                                                                 ==========



The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                              STATEMENT OF INCOME

                         SIX MONTHS ENDED MARCH 31,1998

SALES .................................................         $ 250,413.

COST OF GOODS SOLD ....................................           105,791.
                                                                ----------
        GROSS PROFIT ..................................           144,622.

SELLING GENERAL AND ADMINISTRATION ....................           153,734.
                                                                ----------
NET INCOME (LOSS) BEFORE TAXES                                    ( 9,112.)
PROVISION FOR INCOME TAXES ............................             1,958.
                                                                ----------
        NET INCOME (LOSS) .............................         $( 11,070.)
                                                                ==========
NET INCOME (LOSS) PER SHARE ...........................          (0.09207)

AVERAGE NUMBER OF SHARES OUTSTANDING ..................           120,239.








The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                            STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED MARCH 31,1998

CASH FLOW FROM OPERATING ACTIVITIES:
        Net income (loss) .......................................     $(11,070.)

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
        Depreciation ............................................          648.

Changes in assets and liabilities
        Decrease (Increase) in accounts receivable ..............       13,000.
        Decrease (Increase) in inventory ........................        1,450.
        Decrease (Increase) in other assets .....................       10,812.
        Increase (Decrease) in accounts payable                        ( 4,992.)
                                                                        -------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES ....................        9,848.

CASH FLOWS FROM INVESTING ACTIVITIES
        CAPITAL EXPENDITURES

CASH PROVIDED (USED) BY INVESTING ACTIVITIES ....................            -
                                                                        -------
CASH FLOWS FROM FINANCING ACTIVITIES ............................            -
                                                                        -------
CASH PROVIDED (USED BY FINANCING ACTIVITIES .....................            -
                                                                        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT .............        9,848.

CASH AT BEGINNING OF YEAR .......................................       20,624.

CASH AT END OF YEAR .............................................     $ 30,472.
                                                                        =======



The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                  STATEMENT OF CHANGES TO STOCKHOLDER'S EQUITY

                         SIX MONTHS ENDED MARCH 31,1998


                        Common     Treasury     Additional     Retained       Total
                        stock      stock        paid in        earnings
                        amount                  capital       (deficit)

Balance 10/l/97 ......$ 14,296.    $ (2,500.)     $365,057.   $(186,982.)  $ 189,871.

Net Income (Loss) ....                                          (11,070.)    (11,070.)

Reverse Stock Split ..       8.            -         8,242.           -        8,250.
3,400 to 1            ---------      -------       --------    --------      --------

Balance 3/31/98          14,304.   $ (2,500.)     $373,299.   $(198,052.)  $ 187,051.
                      ==========     =======       ========    ========      ========







The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                         SIX MONTHS ENDED MARCH 31,1998

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

1. ORGANIZATION

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

     D. Property and equipment

         Property and equipment are carried at cost. The Company provides for depreciation based on estimated useful lives of the assets. Depreciation is provided principally on the straight-line method. Maintenance and repair costs are charged to expense as incurred. Cost of replacements and improvements is generally capitalized. The range of estimated useful lives used for depreciation is as follows:

                                           Years
         Machinery and Equipment           3-10
         Furniture and Fixtures            5-10
         Leasehold Improvements               5

                       INTERCOM TECHNOLOGIES CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                         SIX MONTHS ENDED MARCH 31,1998


4.  INVENTORY

        Inventory consists of the following:

        Parts .........................................   $ 5,000.
        Finished Goods ................................    24,257.
                                                          --------
        Total .........................................   $29,257.
                                                          ========
5.  PROPERTY AND EQUIPMENT
        Property plant and equipment consists of:
        Shop equipment                                    $ 7,021.
        Furniture and fixtures ........................     1,922.
        Show room .....................................     7,957.
        Leasehold improvements ........................     2,799.
        Auto ..........................................     3,250.
                                                          --------
        Total Cost ....................................    22,949.

        Accumulated depreciation ......................    20,137.
                                                          --------
        Total .........................................   $ 2,812.
                                                          ========

6. OTHER ASSETS

Other assets include loans to related parties in the amount of $ 113,732

7. COMMITMENTS AND CONTINGENCIES

     The Company leases its office space under a five year lease with monthly payments. The Company also has two operating leases for automobiles with a duration of two and three years.

Minimum annual rentals under these leases are:

        September 30, 1998          $ 28,279.
                      1999            29,370.
                      2000            11,100.
                                    ---------
        Total ....................  $ 68,749.
                                    =========

                        INTERCOM TECHNOLOGIES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1998


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

10.  INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes. Due to the Company's net operating losses in excess of $150,000. There are no income taxes currently due. As of March 31, 1998 the company has a deferred tax asset of $0. Due to recurring losses the company has a zero valuation allowance.

10.  SUBSEQUENT EVENTS

     The Company as of the report date, has not entered into any significant business transactions which would impair the balance sheet.


11.  NET EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share of common stock are based on the shares outstanding as of the balance sheet date of 120,239 shares.

     Net Income (Loss).....................................   $ (11,070.)

     Shares outstanding at balance sheet date .............     120,239.

     Net (Loss) per share .................................   $(0.09207)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    INTERCOM TECHNOLOGIES CORP.
                                                    ---------------------------
                                                          (Registrant)



Dated: March 3, 1999                            By:
                                                    ---------------------------
                                                     Dominick P. Pope
                                                     President and Treasurer
                                                    (Principal Financial
                                                     Officer and Principal
                                                     Accounting Officer)