Form 10-Q
period 1998-06-30
INTERCOM TECHNOLOGIES CORP
filed 1999-03-19
CIK 728422

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 1998

                                                   Commission File No 2-97278-NY

                          INTERCOM TECHNOLOGIES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                         13-2932511
---------------------------------                  ------------------------
  (State or other jurisdiction                     (IRS Employer ID Number)
of incorporation or organization)

  195 Tenth Avenue, New York, New York                      10011
---------------------------------------                   ----------
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

Yes ______                       No __X__

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


Common Stock, Par Value $.001                                120,239
-----------------------------                     ----------------------------
            Class                                 Outstanding at June 30, 1998

Margery S. Davidson                                                Member: NJCPA
--------------------------------------------------------------------------------
Certified Public Accountant



                                                              September 18, 1998



Mr. Dominick Pope
195 1Oth Avenue
New York, New York 10011


We have compiled the accompanying balance sheet of Intercom Technologies Corp. as of June 30, 1998, and the related statements of income, cash flows and statement of changes to stockholder's equity for the nine months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements, and accordingly, do not express an opinion or any other form of assurance on them.



                                       \s\ Margery S. Davidson
                                           ---------------------------
                                           Margery S. Davidson
                                           Certified Public Accountant








19 Ingram Circle, Aberdeen, N.J. 07747       (908) 583-7674  Fax: (908) 290-1504

                       INTERCOM TECHNOLOGIES CORPORATION

                                 BALANCE SHEET

                         NINE MONTHS ENDED JUNE 30,1998


                                     ASSETS

CURRENT ASSETS:

        Cash                                                       $  19,276.
        Accounts receivable net                                       47,780
        Inventory                                                     38,640.
                                                                   ----------
        TOTAL CURRENT ASSETS                                       $ 105,696.

PROPERTY MACHINERY AND EQUIPMENT                                       3,615.

OTHER ASSETS                                                         119,545.
                                                                   ----------
        TOTAL ASSETS                                               $ 228,856.
                                                                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
        Accounts payable and accrued expenses                      $  42,542.

STOCKHOLDER'S EQUITY
        Common stock-Par value $.0001;
        250,000,000 shares authorized
        120,239 shares issued and outstanding                      $  14,304.

        Treasurer stock (2,500.)

        Paid-in capital 373,299
        Accumulated Deficit                                         (198,789.)
                                                                   ----------
        TOTAL STOCKHOLDER'S EQUITY                                 $ 186,314.

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $ 228,856.
                                                                   ==========



   The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                              STATEMENT OF INCOME

                         NINE MONTHS ENDED JUNE 30,1998


SALES                                                                $ 375,672.

COST OF GOODS SOLD                                                     144,208.
                                                                     ----------
        GROSS PROFIT                                                   231,464.

SELLING GENERAL AND ADMINISTRATION                                     241,313.

NET INCOME (LOSS) BEFORE TAXES                                          (9,849.)

PROVISION FOR INCOME TAXES                                               1,958.
                                                                     ----------
        NET INCOME (LOSS)                                            $ (11,807.)
                                                                     ==========
NET INCOME (LOSS) PER SHARE                                           (0.09820)

AVERAGE NUMBER OF SHARES OUTSTANDING                                   120,239.








   The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                            STATEMENT OF CASH FLOWS

                         NINE MONTHS ENDED JUNE 30,1998


CASH FLOW FROM OPERATING ACTIVITIES:
        Net income (loss)                                            $(11,807.)

Adjustments  to reconcile  net income  (loss)
to net cash  provided by operating activities:
        Depreciation                                                      970.

Changes in assets and liabilities
        Decrease (Increase) in accounts receivable                     13,000.
        Decrease (Increase) in inventory                                1,450.
        Decrease (Increase) in other assets                                --
        Increase (Decrease) in accounts payable                        (4,961.)
                                                                     ---------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           (1,348.)

CASH FLOWS FROM INVESTING ACTIVITIES
        CAPITAL EXPENDITURES                                               --
                                                                     ---------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES                               --
                                                                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES                                       --
                                                                     ---------
CASH PROVIDED (USED BY FINANCING ACTIVITIES                                --
                                                                     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                    (1,348.)

CASH AT BEGINNING OF YEAR                                              20,624.

CASH AT END OF YEAR                                                  $ 19,276.
                                                                     =========





   The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                  STATEMENT OF CHANGES TO STOCKHOLDER'S EQUITY

                         NINE MONTHS ENDED JUNE 30,1998


                        Common           Treasury     Additional        Retained         Total
                         stock            stock         paid in         earnings
                        amount                          capital         (deficit)

Balance 10/1/97        $ 14,296.        $(2,500.)      $ 365,057.      $ (186,982.)    $ 189,871.

Net Income (Loss)                                                         (11,807.)      (11,807.)

Reverse Stock Split           8.             --            8,242.              --          8,250.
3,400 to 1             ---------        --------       ----------      -----------     ----------

Balance 3/31/98          14,304.        $(2,500.)      $ 373,299.      $ (198,789.)    $ 186,314.
                       =========        ========       ==========      ===========     ==========







   The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                            STATEMENT OF CASH FLOWS

                         NINE MONTHS ENDED JUNE 30,1998



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

                       INTERCOM TECHNOLOGIES CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                         NINE MONTHS ENDED JUNE 30,1998


4. INVENTORY

        Inventory consists of the following:

        Parts                                                    $ 5,000.
        Finished Goods                                            33,640.
                                                                 --------
        Total                                                    $38,640.
                                                                 ========

5.      PROPERTY AND EQUIPMENT
        Property  plant and equipment consists of:
        Shop equipment                                           $ 7,021.
        Furniture and fixtures                                     1,922.
        Show room                                                  7,957.
        Leasehold improvements                                     3,818.
        Auto                                                       3,250.
                                                                 --------
        Total Cost                                                23,968.

        Accumulated depreciation                                  20,353.
                                                                 --------
        Total                                                    $ 3,615.
                                                                 ========

6.      OTHER ASSETS

Other assets include loans to related parties in the amount of $113,732.

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

                         NINE MONTHS ENDED JUNE 30,1998



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

10. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes. Due to the Company's net operating losses in excess of $150,000. There are no income taxes currently due. As of June 30, 1998 the company has a deferred tax asset of $0. Due to recurring losses the company has a zero valuation allowance.


11. SUBSEQUENT EVENTS

The Company as of the report date has not entered into any significant business transactions which would impair the balance sheet.


12. NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share of common stock are based on the shares outstanding as of the balance sheet date of 120,239 shares.

        Net Income (Loss)                             $ (11,807.)

        Shares outstanding at balance sheet date        120,239.

        Net (Loss) per share                         $ (0.09820)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.



                                             INTERCOM TECHNOLOGIES CORP.
                                             ---------------------------
                                                   (Registrant)



Dated: March 3, 1999                 By:
                                        -----------------------------
                                         Dominick P. Pope
                                         President and Treasurer
                                         (Principal Financial
                                         Officer and Principal
                                         Accounting Officer)