Form 10KSB
period 1998-09-30
INTERCOM TECHNOLOGIES CORP
filed 1999-03-19
CIK 728422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

                                                   Commission File No 2-97278-NY

                           INTERCOM TECHNOLOGIES CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         New York                                          13-2932511
--------------------------------                      -------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

 195 Tenth Avenue,  New York, New York                       10011
---------------------------------------                    ----------
(Address of principal executive offices                    (Zip Code)

Issuer's Telephone Number (212) 924-7597

Securities registered under Section 12(b) of the Act:   NONE
                                                     ----------
Securities registered under Section 12(g) of the Act:   NONE
                                                     ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. YES    NO X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its fiscal year ended September 30, 1998 were $490,180.

The average bid and asked price of the Company's stock as of February 1, 1999 was $4.50 bid, $4.50 ask.

The number of shares outstanding of the registrant's common stock, as of September 30, 1997, was 128,311,223, and the number of shares of the registrant's common stock outstanding as of September 30, 1998 was 120,239, all of one class of Common Stock, $.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE  See "Item 13."
Transitional Small Business Disclosure Format     Yes      No  X

                                     PART I

Item 1. Description of Business

     Intercom Technologies Corp. (the "Company") was incorporated in October 1977 under the name L.J. L. Intercom Services Corp. The Company was formed to acquire certain assets and rights to the name of L.J. Loeffler Inc., which had filed a petition for bankruptcy. L.J. Loeffler Inc. had been a manufacturer of signaling and telephone systems for apartment houses since 1898. The Company changed its name to Intercom Technologies Corp. in April 1985.

     The Company's business to date has consisted of servicing and installing intercom systems and signaling devices manufactured by the Company and other manufacturers. The intercom systems and signaling devices are installed and serviced by the Company in residential and commercial buildings. During the past fiscal year, the Company's primary activity consisted of servicing and installing the Loeffler line of products. The Company's primary market is the New York Metropolitan Area.

     The Company, which presently has 8 employees, is greatly dependent upon the active participation of Mr. Dominick Pope, Chairman of the Board, President, Treasurer, principal stockholder and founder of the Company.

Product Line

     The Company's product line consists of intercom systems, signaling communication devices, and security signaling devised for use primarily in multiple family dwellings and commercial establishments. However, the Company also manufactures and installs customized intercom systems to meed customers special requirements.

     The Company manufactures a variety of apartment intercom units (also referred to as "suite stations"), including the "Loud Talker," watchcase receiver and suspended handset models. Each type of intercom is available with a variety of modification, including bell, buzzer or tone signals, and may be adapted to respond to more than one location.

"Loud Talker" System

     "Loud Talker" systems and suite stations are telephonic units that enable users to have two-way conversations by depressing one button, and open an electrically operated door by depressing another button. The system consists of a vestibule entry panel, power supply, electric door release and remote apartment suite stations. Most components are manufactured by the Company, except for the electric door release, speakers, transformers, telephone handsets and watchcase receivers, which according to management of the Company, have been readily obtained from many sources. There can be no assurance, however that such components will continue to be readily obtainable in the future.
     The Loud Talker system can be modified in a number of ways, including the following:

Handset suite stations: The handset suite stations are similar to the basic Loud Talker except that a telephone receiver replaces the buttons on each station. A security guard, concierge, doorman or switchboard operator announces a caller. Similarly, a tenant alerts the lobby attendant or switchboard operator to request services. Switchboards allow multiple channels of communication. For example, a tenant may contact the garage attendant, superintendent or doorman for services.

Watchcase receiver suite stations: Users of this type of system listen to callers from a telephone receiver earpiece and speak into a plate. This system may be modified to call a switchboard or, with the addition of a pushbutton, release an electric door opener.

Security Systems

     The Company manufactures two lines of security systems, the Guardsman Alarm System, a central alarm system, and the Tenant Controlled Security System.

     The Guardsman Alarm System is a supervisory controlled system located at the concierge or doorman's station, whereby a tenant of a multiple dwelling informs the doorman that he is leaving and the doorman then activates the electronically controlled Guardsman Alarm System. When the doorman does so, a light bulb representing each apartment will be lit on a panel. If the light becomes very bright, and aloud beep is heard, it indicates to the doorman that an intruder is tampering with the door.

     The Tenant Controlled Security System allows a tenant to set the alarm device in his apartment by key and has an indicator lamp to indicate that the system has been activated. The system is connected to a panel, usually kept at a supervisory location such as a superintendent's station. The alarm will be heard both in the apartment and at the supervisory location if the door is tampered with.

     In addition, the Company has been requested by an electrical contractor to make special signaling panels, which indicate, with signal lamps and auditory signals, every entry and departure from specified doors in large multiple dwellings and private and commercial buildings.

Closed Circuit Television

     The Company has installed and serviced many closed circuit television systems manufactured by others. Such systems consist of a television monitor connected to a camera that covers a specific location, for example, a service area, elevator, basement, laundry room, garage level, and entrance or exit locations, which images are displayed on the television screen in a supervisory location to be seen by a doorman or guard. The Company purchases the components of these systems from a variety of suppliers.

Video Intercom Systems

     The Company presently services video intercom systems manufactured by other companies. These systems employ a camera, usually concealed behind a vestibule entryway, that shows a visitor on a monitor which is located in each apartment of the building. Each tenant can see and hear visitors when they signal the apartment by the entry panel, or when the tenant activates the system. The visitor cannot see the tenant.

The Booster Amplifier

     The Company believes that is the sole manufacturer of an in-line booster amplifier utilized to increase volume from the apartment to the vestibule entry area of the Loud Talker system. The Company has installed amplifiers in existing installations thereby revitalizing the existing system and saving the cost and inconvenience of a new installation. The Company intends to apply its marketing capabilities to increasing the number of installations of this device as well as to the expansion of the sales of this device nationwide.

Competition

     The intercom and signaling device industry is highly competitive. The Company competes with a large number of companies which manufacture, install and/or service intercom and signaling devices. Many of the Company's competitors are larger and have greater manufacturing capacity, experience and financial resources than the Company. Although many of the Company's principal competitors produce modular design units for the intercom market, to management's knowledge, the Company is the only one in the Greater New York City market which manufactures, distributes, installs and services its product line. In addition, to management's knowledge, the Company is the only one in its market which is engaged in the manufacture of custom installations.

Suppliers

     Raw materials required in the manufacture of the Company's principal products are presently readily available from a variety of sources and the Company is not presently dependent on any one supplier for more than 10% of its raw material.

Customers

     The Company is not dependent on any one or a few major customers.

Government Regulation

     Intercom and security systems use low voltage wiring and are subject to applicable local building codes. Although no assurance can be given, the Company management does not believe that such regulation will materially affect the Company's business. The extent of potentially adverse governmental regulations which might arise from future legislation or administrative action cannot be predicted.

Employees

     The Company presently has 8 employees, of which 2 are executive and sales personnel, 1 is a clerical employee, 4 are engaged in service and installation work, and 1 is engaged in production work.

Item 2.  Properties

     The Company presently leases approximately 2,250 square feet at 195 Tenth Avenue, New York, New York 10011. The rental is presently $1,750 per month plus utilities. The Company believes the facilities are adequate for the foreseeable future. The lease expires December 31, 1999. The Company has an option for an additional five year lease at $2,000 per month.

Item 3.  Legal Proceedings

     There are currently no material legal proceedings pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held a Special Meeting of Shareholders on October 3, 1997, pursuant to Notice thereof, for the purpose of voting on the proposed 3,400 share for 1 share reverse split of the Company's outstanding shares. The reverse split was approved by a vote of 80,936,126 in favor, 464,500 shares opposed and 21,500 shares abstained.

                                     PART II

Item 5.  Market Information

     The   Company's   Common   Stock   $.0001   par  value  is  traded  on  the
over-the-counter market (OTC Bulletin Board Symbol ICTM).

     A. There was no trading of the Company's common stock for the past two full years until October 1998, when limited trading in the Company's common stock commenced on a sporadic basis. The following table sets forth the range of high ask and low bid prices for the Company's Common Stock on a quantity basis for the past two full years, as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down, or conversion, and may not represent actual transactions). The foregoing and following information should not be taken as an indication of the existence of an established public trading market for the Company's Common Stock.


  Common Stock                                        High Ask      Low Bid
  ------------                                        --------      -------

  Period - Fiscal Year 1996
  First Quarter ending March 31, 1996                  No trading occurred
  Second Quarter ending June 30, 1996                  No trading occurred
  Third Quarter ending September 30, 1996              No trading occurred
  Fourth Quarter ending December 31, 1996              No trading occurred

  Period - Fiscal Year 1997
  First Quarter ending March 31, 1997                  No trading occurred
  Second Quarter ending June 30, 1997                  No trading occurred
  Third Quarter ending September 30, 1997              No trading occurred
  Fourth Quarter ending December 31, 1997              No trading occurred

  Period - Fiscal Year 1998
  First Quarter ending March 31, 1998                  No trading occurred
  Second Quarter ending June 30, 1998                  No trading occurred
  Third Quarter ending September 30, 1998              No trading occurred
  Fourth Quarter ending December 31, 1998              5-1/2          3/8

     B. Holders The approximate number of record holders of the Company's Common Stock as of January 31, 1999 was 750 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding as of January 31, 1999 was 120,239 shares.

     The following unregistered securities of the Company have been issued in the past three years:

     (a) On December 12, 1997, the Company sold 20,000 restricted shares of common stock for consideration of $2,000 to a non-affiliate;

     (b) On December 12, 1997, the Company sold 30,000 restricted shares of common stock for consideration of $3,000 to a non-affiliate;

     (c) On December 12, 1997, the Company sold 30,000 restricted shares of common stock for consideration of $3,000 to a non-affiliate;

     (d) On December 1997, the Company sold 2,500 restricted shares of common stock for consideration of $250 to a director.

     C. The Company has not paid or declared dividends upon its common stock to date, and it does not anticipate paying dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     A.  1998 Fiscal Year Compared to 1997 Fiscal Year:

     The Company experienced net loss from operations of $871 during fiscal year 1998 compared to net loss from operations of $21,269 in fiscal year 1997. Sales of $490,180 in fiscal year 1998 represent an increase of $19,612 or 4% over the prior fiscal year. The sales increase is the result of increased sales efforts.

     The Company's gross profit margin was 59.8% in fiscal 1998, an increase of 1.4% over fiscal 1997. The increase in gross profit margin in fiscal 1998 resulted primarily from increased sales.

     General and administrative expenses decreased in fiscal 1998 by 1.4%.

     B.  1997 Fiscal Year Compared to 1996 Fiscal Year:

     The Company experienced net loss from operations of $21,269 during fiscal year 1997 compared to net income from operations of $19,813 in fiscal year 1996. Sales of $470,568 in fiscal year 1997 represent an decrease of $42,433 or 9% over the prior fiscal year. The sales decrease is the result of general business conditions and failure to close as many sales as in previous years.

     The Company's gross profit margin was 58.4% in fiscal 1997, a decrease of 4.7% over fiscal 1996 The decrease in gross profit margin in fiscal 1997 resulted primarily from decreased sales.

     General and administrative expenses increased in fiscal 1997 by 1.2%.

     C.  1996 Fiscal Year Compared to 1995 Fiscal Year:

     The Company experienced net income from operations of $19,813 during fiscal year 1996 compared to net income from operations of $7,600 in fiscal year 1995. Sales of $513,001 in fiscal year 1996 represent a decrease of $21,001 or 3.9% over the prior fiscal year. The sales decrease is the result of general business conditions and failure to close as many sales as previously.

     The Company's gross profit margin was 63.1% in fiscal 1996, an increase of .7% over fiscal 1995. The increase in gross profit margin in fiscal 1996 resulted primarily from increased sales.

     General and administrative expenses decreased in fiscal 1996 by 5.7%.

Liquidity and Capital Resources

     A.  1998 Fiscal Year:

     In fiscal year 1998, the Company realized a net loss of $871 and experienced an increase in working capital of $18,306. The increase in working capital resulted primarily from increase in accounts receivable and inventory.

     B.  1997 Fiscal Year:

     In fiscal 1997, the Company realized a net loss of $21,269 and experienced a decrease in working capital of $33,558. The decrease in working capital resulted primarily from decreased sales.

     C.  1996 Fiscal Year:

     In fiscal 1996, the Company realized a net increase of $19,813 and experienced an increase in working capital of $73,594. The increase in working capital resulted primarily from decreased costs and increased cash and inventory.

Item 7.  Selected Financial Data

     The following financial data is derived from the Company's audited financial statements for the fiscal years ended September 30, 1997 and September 30, 1998. This selected financial data should be read in conjunction with the financial statements of the Company and the related notes thereto included elsewhere in the financial statements.

Operating data:                           Year Ended September 30
---------------                           ------------------------
                                            1997            1998
                                          --------       ---------

Revenues ............................. $ 470,568        $ 490,180
Income (Loss) before provision
     for income taxes ................   (18,919)             (71)
Net income (loss) ....................   (21,269)            (871)
Earnings per share ...................   (.00017)          (.0072)

Condensed Balance Sheet Data:                   September 30
-----------------------------            -------------------------
                                            1997            1998
                                         ---------       ---------
Current assets .......................  $ 95,228         $100,676
Total assets .........................   224,930          219,451
Current liabilities ..................    35,059           22,201
Stockholders' equity .................   189,871          197,250

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         NONE




Item 9.  Directors and Executive Officers of the Registrant

     The term of each director is one year or until his successor is elected and shall have qualified. The term of each officer is at the discretion of the Board of Directors.

     The officers and directors of the Company are set forth below:

     Name            Age                     Office
-------------        ---        --------------------------------

Dominick Pope        67         President, Chairman of the Board
                                of Directors and Treasurer

David Lutzker        43         Secretary & Director

Marvin Sands         71         Director

     Dominick Pope has served as President and Chairman of the Board of Directors of the Company since 1977 and as Treasurer since March 1985. Mr. Pope purchased the L.J. Loeffler, Inc. trade name and certain material assets of that firm in 1997, after L.J. Loeffler Inc. had filed a petition for bankruptcy. The assets were subsequently assigned to the Company. In 1975, Mr. Pope became Vice President and Sales Manager of L.J. Loeffler Inc., when American Intercom Distributors, a Company Mr. Pope founded in 1972, merged with L.J. Loeffler Inc. Mr. Pope attended the Baruch School of Business at the City University of New York. Mr. Pope may be deemed a founder of the Company.

     David Lutzker has served as Secretary of the Company since 1984, and has been a director of the Company since 1998. Prior to joining the Company, Mr. Lutzker served, from 1982 until 1984, as office manager for Bruno Kaiser Corp., a supplier of plastic monofilaments and resins to the brush and commercial fishing industry. From 1980 until 1982, Mr. Lutzker served as purchasing agent for Sunny Suzy & Co. Inc., an import company and supplier of dried fruit and nuts. Mr. Lutzker received a Bachelor of Arts degree from the State University of New York at Albany in 1977.

     Marvin Sands has served as a director of the Company since 1983. Mr. Sands was President of Sand Supply Company from 1949 to 1977, and has served as President of its successor, Bilmar Products Corporation from 1977 to the present. Bilmar Products Corporation is in the commercial hardware business, specializing in custom designed products built to customer specifications. Mr. Sands received a Bachelor of Science degree in accounting from New York University in 1949.

Item 10.  Executive Compensation

     The following table shows all the cash compensation paid by the Company as well as certain other compensation paid during the fiscal years indicated, to the Chief Executive Officer for such period in all capacities in which he served. No other Executive Officer received total annual salary and bonus in excess of $100,000. LONG TERM COMPENSATION


                              Annual   Compensation       Awards        Payouts
(a)             (b)             (c)     (d)     (e)         (f)            (g)          (h)     (i)
                                                Other                   Securities
Name                                            Annual   Restricted     Underlying              All other
and                                             Compen-  stock          Options/        LTIP    compen-
Principal                                       sation   Awards(s)      SARs(#)       Payouts   sation
Position       Year          Salary($) Bonus($)   ($)      ($)                          ($)     ($)
---------------------------------------------------------------------------------------------------------
Dominick Pope  1998          65,000    N/A      N/A      N/A            N/A           N/A       N/A

Item 11.  Security Ownership of Certain Beneficial Owners
                and Management

     The following table sets forth, as of January 1, 1999, the number and percentage of shares of the Company's Common Stock beneficially held by each officer and director of the Company, by each person known by the Company to own in excess of five (5%) percent of the Company's Common Stock and by all executive officers and directors as a group.

                                      Amount and Nature
                                        of Beneficial         Percentage
Name and Address                        Ownership (1)          of Class
----------------                      -----------------       ----------
Dominick Pope                            21,365 (2)             17.77
144 Voorhis Avenue
New Milford, N.J. 07646


David Lutzker                             2,500                  2.08
327 West 21st Street
New York, NY  10011

Marvin Sands                                530                     *
117 East 26th Street
New York, New York 10010

All officers and directors
As a Group (3 persons)                   24,395                 19.86

* Less than .005%
-------------------
(1)  To  the  Company's  knowledge,   ownership  consists  of  sole  voting  and
     investment power unless otherwise indicated

(2) Includes 5,295 shares issued to Mr. Pope's wife and 2,649 shares issued to Mr. Pope's children. Dominick Pope may be deemed a founder and parent of the Company.

Item 12.  Certain Transactions and Related Transactions

          NONE.

                                     Part IV

Item 13.  Exhibits and Reports on Form 8-K

(a)  3.a  Certificate of Incorporation of the Company (3)
     3.d  By-Laws of the Company (3)

(b) There were no reports filed on Form 8-K during the last quarter of the period covered by this report.


--------------------
(3) Previously filed as an Exhibit to the Registration Statement on Form S-18 File No. 2-97278-NY filed with the Commission and declared effective by the Commission on August 1, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INTERCOM TECHNOLOGIES CORP.


                                        By:  \s\ Dominick Pope
                                             -----------------------------------
                                             Dominick Pope, Principal Executive,
                                             Accounting and Financial Officer
                                             and Chairman of the Board
Dated:  March 3, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 3, 1999                  By: \s\ Dominick Pope
                                          ---------------------------------
                                          Dominick Pope, Director



Date:  March 3, 1999                  By: \s\ David Lutzker
                                          ---------------------------------
                                          David Lutzker, Director



Date:  March 3, 1999                  By: \s\ Marvin Sands
                                          ---------------------------------
                                          Marvin Sands, Director




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

        No annual report has been sent to the registrant's security holders covering the registrant's last fiscal year.

                           Intercom Technologies Corp.
                          Audited Financial Statements
                               September 30, 1998

                               Table of Contents


     Independent Auditor's Report ......................... 1

     Balance Sheet ........................................ 2

     Income Statement ..................................... 3

     Statement of Cash Flows............................... 4

     Statement of Changes to Stockholders Equity .......... 5

     Notes to Financial Statements ........................ 6-10

                                     [Logo]

                         Nelson, Mayoka & Company, P.C.

                          CERTIFIED PUBLIC ACCOUNTANTS
                                 551 5th Avenue
                               New York, New York
                                   10176-0001


                              Tel. (212) 697-7979
                               Fax (212) 697-8997

                                  DIRECT LINE

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Shareholders
Intercom Technologies Corp.


     We have audited the accompanying balance sheet of Intercom Technologies Corp. as of September 30, 1998, and the related statements of income, cash flows and statement of changes to stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     Except as discussed in the following paragraph we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     We did not observe the taking of the physical inventories at September 30, 1997 and 1998 (stated at $30,707 and $31,640 respectively). We were unable to satisfy ourselves about inventory quantities by means of other auditing procedures.

     In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to observe the physical inventories taken as of September 30, 1997 and 1998, the financial statements referred to in tile first paragraph present fairly, in all material respects, the financial position of Intercom Technologies Corp., as of September 30, 1998, and the results of its operations for the year then ended in conformity with generally accepted accounting principles.


Nelson, Mayoka & Company
CERTIFIED PUBLIC ACCOUNTANT'S
New York, New York
February 4, 1999

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                                BALANCE SHEET
                                -------------
                              SEPTEMBER 30, 1998
                              ------------------

CURRENT ASSETS:
        Cash ......................................................   $  22,013
        Accounts receivable net of allowance
        for doubtful accounts .....................................      47,023
        of $9,000
        Inventory .................................................      31,640

        TOTAL CURRENT ASSETS ......................................     100,676
                                                                      ---------
PROPERTY AND EQUIPMENT ............................................       3,108

OTHER ASSETS ......................................................     115,667
                                                                      ---------
                                                                      $ 219,451
                                                                      =========
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
        Accounts payable and accrued expenses .....................   $  22,201

STOCKHOLDER'S EQUITY
        Common stock - Par value $.OOO1; 250,000,000
        shares authorized 120,239 shares issued and outstanding ...   $  14,304
        Treasury stock ............................................      (2,500)
        Paid - in capital .........................................     373,299
        Accumulated Deficit .......................................    (187,853)
                                                                      ---------
           TOTAL STOCKHOLDER'S EQUITY .............................     197,250
                                                                      ---------
                                                                      $ 219,451
                                                                      =========




The Accompanying Notes are an Integral Part of These Financial Statements

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                                INCOME STATEMENT
                                ----------------
                     FOR THE YEAR ENDING SEPTEMBER 30,1998
                     -------------------------------------

Sales ......................................................          $ 490,180

Cost of sales ..............................................            196,982
                                                                      ---------
        Gross profit .......................................            293,198

Selling general and administration .........................            304,529

Other income (expense) net .................................             11,260

Net income (loss) before taxes .............................                (71)

Provision for income taxes .................................                800
                                                                      ---------
        Net income (loss) ..................................          $    (871)
                                                                      =========

Net income (loss) per share ................................            (0.0072)
                                                                      ---------
Average number of shares outstanding .......................            120,239
                                                                      ---------








   The Accompanying Notes are an Integral Part of These Financial Statements

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
                     FOR THE YEAR ENDING SEPTEMBER 30,1998
                     -------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
        Net income (loss) ........................................    $    (871)

Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation .........................................        1,458

        Changes in assets and liabilities
            Decrease (increase) in accounts receivable ...........       (3,126)
            Decrease (increase) in inventory .....................         (933)
            Decrease (increase) in other assets ..................       10,575
            Increase (Decrease) in accounts payable...............      (12,858)
                                                                      ---------
        CASH PROVIDED (USED) BY OPERATING ACTIVITIES .............       (5,755)
                                                                      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures .....................................       (1,106)
                                                                      ---------
        CASH PROVIDED (USED) BY INVESTING ACTIVITIES .............       (1,106)
                                                                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of Common Stock .................................        8,250
                                                                      ---------
        CASH PROVIDED (USED) BY FINANCING ACTIVITIES .............        8,250
                                                                      ---------
NET INCREASE (DECREASE) IN CASH 1,389

CASH AT BEGINNING OF YEAR ........................................       20,624
                                                                      ---------
CASH AT END OF YEAR ..............................................       22,013
                                                                      =========







   The Accompanying Notes are an Integral Part of These Financial Statements

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                  STATEMENT OF CHANGES TO STOCKHOLDERS EQUITY
                  -------------------------------------------
                               SEPTEMBER 30,1998
                               -----------------

                                       Common stock
                                  ------------------------                        Additional
                                  Number of                         Treasury       paid in      Accumulated
                                   shares           Amount           stock         capital       (deficit)         Total
                                  ---------       ---------       ------------     ---------    ----------     -----------
Balance - October 1, 1997 ...    128,311,223    $     14,296   $     (2,500)   $    365,057   $   (186,982)   $    189,871

Net Income ..................                              8                          8,242           (871)          7,379
Reverse 3400 to 1 Stock Split   (128,273,234)
Shares Issued ...............         82,250
                                 -----------    ------------   ------------    ------------   ------------    ------------
Balance - September 30, 1998         120,239    $     14,304         (2,500)   $    373,299       (187,853)   $    197,250
                                 ===========    ============   ============    ============   ============    ============







   The Accompanying Notes are an Integral Part of These Financial Statements

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                       ---------------------------------
                               SEPTEMBER 30, 1998
                               ------------------

1    -ORGANIZATION AND SIGNIFICANT  ACCOUNTING POLICIES

     ORGANIZATION On October

     10, 1977 L.J.L. Intercom Services Corp. was incorporated under the laws of New York State, to engage in the business of Manufacturing and Installing Intercom systems and to provide maintenance and repair to existing Intercom systems.

2    -CHANGE IN CORPORATE NAME

     On March 31, 1985, the board of directors of L.J.L. Intercom Services Corp. adopted a resolution to change the corporate name to Intercom Technologies Corp. (The Company) The stockholders of the Company approved this change on April 22, 1985.

     SIGNIFICANT ACCOUNTING POLICIES

     A. Cash and Cash Equivalents

     The Company considers all instruments with maturities of three months or less to be cash and cash equivalents.

     B. Accounts Receivable

     Accounts receivable is represented net of an allowance for bad debt of $9,000.

     C. Inventory

     Inventory is stated at the lower of cost or market using the first-in first-out method.

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                       ---------------------------------
                               SEPTEMBER 30, 1998
                               ------------------
     D. Property and equipment

     Property and equipment are carried at cost. The Company provides for depreciation base on estimated useful lives of the assets. Depreciation is provided principally on the straight-line method. Maintenance and repair costs are charged to expense as incurred. Cost of replacements and improvements are generally capitalized. The range of estimated useful lives used for depreciation is as follows:

                                                                      Years

         Machinery and Equipment .................................    3-10
         Furniture  and  Fixtures ................................    5-10
         Leasehold Improvements ..................................    5

3    -INVENTORY
     Inventory consists of the following:

        Parts ....................................................   $26,640
        Finished Goods ...........................................     5,000
                                                                     -------
        Total ....................................................   $31,640
                                                                     =======
4    -PROPERTY AND EQUIPMENT
     Property and equipment consists of:

     Shop equipment ..............................................   $ 6,284
     Furniture & fixtures ........................................     3,785
     Show room ...................................................     7,957
     Leasehold improvements ......................................     2,779
     Auto ........................................................     3,250
                                                                     -------
        Total cost ...............................................   $24,055

     Accumulated depreciation                                         20,947
                                                                     -------
Total ............................................................   $ 3,108
                                                                     =======

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                       ---------------------------------
                               SEPTEMBER 30, 1998
                               ------------------

5    - OTHER ASSETS

     Other assets include loans to related parties in the amount of $115,667 bearing interest at 8% and IO% respectively.

6    - COMMITMENTS AND CONTINGENCIES

     The Company leases its office space under a five-year lease with monthly payments. The Company also has operating leases for an automobile with a duration's of four years.

     Minimum annual rentals under these leases are:

     September 30
                   1999                                         29,370
                   2000                                         11,100
                                                              --------
        Total                                                 $ 40,470
                                                              ========

     Rent expense for the year ended September 30, 1998 amounted to $20,250.

7    -Stockholders Equity

     On October 3, 1997 the Board of Directors of The Company approved a reverse split of 3,400 to 1, so that each 3,400 shares issued and outstanding became one share, and that any fractional shares be rounded up to the nearest whole share.

     Issued and outstanding                              Issued and outstanding
     Shares prior to 3,400 to 1 reverse stock split.     Shares post reverse stock split

     128,311,223                                         37,989*

*All fractional shares were rounded up to the nearest share.

                                   (Continued)

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                       ---------------------------------
                               SEPTEMBER 30, 1998
                               ------------------

     On December 12, 1997 the Directors of Intercom Technologies Corp. Unanimously consented to authorizing the issuance of 82,500 shares of restricted common stock under Rule 144, to the following individuals for an aggregate consideration of $8,250.

     Sapphire Consultants Inc.   20,000 shares

     RCA Trading Co., Inc. ...   30,000

     TLT (Investments) Ltd. ..   30,000

     David Lutzker ...........    2,500
                                 ------

     Total ...................   82,500

8    - NET EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share of common stock are based on the shares outstanding as of the balance sheet date of 120,239.

     Net Income (Loss) ......................   $    (871)

     Shares outstanding at balance sheet date     120,239

     Net (Loss) per share ...................   $ (0.0072)

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                       ---------------------------------
                               SEPTEMBER 30, 1998
                               ------------------

9    - INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes.
     Due to the Company's net operating losses in excess of $150,000 there are no income taxes currently due. As of September 30, 1998 the company has a deferred tax asset of $ 0. Due to recurring losses the company has a zero valuation allowance.

10    - SUBSEQUENT EVENTS

     The Company as of the report date has not entered into any significant business transactions which would impair the balance sheet.

                           Intercom Technologies Corp.
                          Audited Financial Statement
                               September 30, 1997

                               Table of Contents








        Independent Auditor's Report                         1


        Balance Sheet                                        2


        Income Statement                                     3


        Statement of Cash Flows                              4


        Statement of Changes to Stockholders Equity          5


        Notes to Financial Statements                        6-10

                                     [Logo]

                         Nelson, Mayoka & Company, P.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

                                 551 5TH Avenue
                               New York, New York
                                   10176-0001


                              Tel. (212) 697-7979
                               Fax (212) 697-8997

                                  DIRECT LINE


                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Shareholders
Intercom Technologies Corp.

     We have audited the accompanying balance sheet of Intercom Technologies Corp. as of September 30, 1997, and the related statements of income, cash flows and statement of changes to stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     Except as discussed in the following paragraph we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     We did not observe the taking of the physical inventories at September 30, 1996 and 1997 (stated at $22,257 and $30,707, respectively). We were unable to satisfy ourselves about inventory quantities by means of other auditing procedures.

     In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to observe the physical inventories taken as of September 30, 1996 and 1997, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Intercom Technologies Corp., as of September 30, 1997, and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

Nelson, Mayoka & Company
CERTIFIED PUBLIC  ACCOUNTANT'S
New York, New York
February 4, 1999

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                                 BALANCE SHEET

                               SEPTEMBER 30, 1997


ASSETS

CURRENT ASSETS:
  Cash ............................................................   $  20,624
  Accounts receivable net of allowance for doubtful accounts ......      43,897
  of $9,000
  Inventory .......................................................      30,707

     TOTAL CURRENT ASSETS .........................................      95,228
                                                                      ---------
PROPERTY AND EQUIPMENT ............................................       3,460

OTHER ASSETS ......................................................     126,242
                                                                      ---------
                                                                      $ 224,930
                                                                      =========
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
  Accounts payable and accrued expenses ...........................   $  35,059


STOCKHOLDER'S EQUITY
  Common stock - Par value $.0001; 250,000,000 shares authorized
  128,311,223 shares issued and outstanding .......................   $  14,296
  Treasury stock ..................................................      (2,500)
  Paid - in capital ...............................................     365,057
  Accumulated Deficit .............................................    (186,982)

     TOTAL STOCKHOLDER'S EQUITY ...................................     189,871
                                                                      ---------
                                                                      $ 224,930
                                                                      =========




   The Accompanying Notes are an Integral Part of These Financial Statements
                                       2

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                               INCOME STATEMENT
                               ----------------
                     FOR THE YEAR ENDING SEPTEMBER 30, 1997
                     --------------------------------------



  Sales                                                $     470,568

  Cost of sales                                              195,593
                                                       -------------
    Gross profit                                             274,975

  Selling general and administration                         308,973

  Other income (expense) net                                  15,079

  Net income (loss) before taxes                             (18,919)

  Provision for income taxes                                   2,350
                                                       -------------
    Net income (loss)                                  $     (21,269)
                                                       =============
  Net income (loss) per share                          $    (0.00017)
                                                       -------------
  Average number of shares outstanding                   128,311,223
                                                       -------------






   The Accompanying Notes are an Integral Part of These Financial Statements
                                       3

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
                     FOR THE YEAR ENDING SEPTEMBER 30, 1997
                     --------------------------------------


CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  (21,269)

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation                                                6,310

  Changes in assets and liabilities
    Decrease (Increase) in accounts receivable                (14,491)
    Decrease (Increase) in inventory                           (8,450)
    Decrease (Increase) in other assets                        12,650
    Increase (Decrease) in accounts payable                    12,266
                                                           ----------

  CASH PROVIDED (USED) BY OPERATING ACTIVITIES                (12,984)
                                                           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (1,250)
                                                           ----------

  CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 (1,250)
                                                           ----------

NET INCREASE (DECREASE) IN CASH                               (14,234)

CASH AT BEGINNING OF YEAR                                      34,858
                                                           ----------

CASH AT END OF YEAR                                        $   20,624
                                                           ==========






   The Accompanying Notes are an Integral Part of These Financial Statements
                                       4

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                  STATEMENT OF CHANGES TO STOCKHOLDERS EQUITY
                  -------------------------------------------
                              SEPTEMBER 30, 1997
                              ------------------



                                        Common stock
                                --------------------------                      Additional
                                 Number of                       Treasury        paid in      Accumulated
                                   shares          Amount          stock         capital       (deficit)       Total
                                -----------     ----------      ----------     ------------   -----------   ----------


Balance - October 1, 1996      128,311,223      $  14,296       $ (2,500)      $ 365,057      $(165,713)     $ 211,140


Net Loss                                                                                        (21,269)       (21,269)

                               -----------      ---------       --------       ---------      ---------      ---------

Balance - September 30, 1997   128,311,223      $  14,296         (2,500)      $ 365,057      $(186,982)     $ 189,871








   The Accompanying Notes are an Integral Part of These Financial Statements
                                       5

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                       ---------------------------------
                               SEPTEMBER 30, 1997
                               ------------------


1    - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     On October 10, 1977 L.J.L. Intercom Services Corp. was incorporated under the laws of New York State, to engage in the business of Manufacturing and Installing Intercom systems and to provide maintenance and repair to existing Intercom systems.

2    - CHANGE IN CORPORATE NAME

     On March 31, 1985, the board of directors of L.J.L. Intercom Services Corp. adopted a resolution to change the corporate name to Intercom Technologies Corp. (The Company) The stockholders of the Company approved this change on April 22, 1985.

     SIGNIFICANT ACCOUNTING POLICIES

     A. Cash and Cash Equivalents

     The Company considers all instruments with maturities of three months or less to be cash and cash equivalents.

     B. Accounts Receivable

     Accounts receivable is represented net of an allowance for bad debt of $9,000.

     C. Inventory

     Inventory is stated at the lower of cost or market using the first-in first-out method.

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                       ---------------------------------
                               SEPTEMBER 30, 1997
                               ------------------

     D. Property and equipment

     Property and equipment are carried at cost. The Company provides for depreciation based on estimated useful lives of the assets. Depreciation is provided principally on the straight-line method. Maintenance and repair costs are charged to expense as incurred. Cost of replacements and improvements is generally capitalized. The range of estimated useful lives used for depreciation is as follows:

                                                               Years

Machinery and Equipment ..............................          3-10
Furniture and Fixtures ...............................          5-10
Leasehold Improvements ...............................          5

3    - INVENTORY
     Inventory consists of the following:

     Parts ............................................      $10,133
     Finished Goods ...................................       20,574
                                                             -------

          Total .......................................      $30,707
                                                             =======
4    - PROPERTY AND EQUIPMENT

     Property and equipment consists of:

     Shop equipment ...................................      $ 7,021
     Furniture & fixtures .............................        1,922
     Show room ........................................        7,957
     Leasehold improvements ...........................        2,799
     Auto .............................................        3,250
                                                             -------
          Total cost ..................................      $22,949

     Accumulated depreciation .........................       19,489
                                                             -------
          Total .......................................      $ 3,460
                                                             =======

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                       ---------------------------------
                               SEPTEMBER 30, 1997
                               ------------------

5    - OTHER ASSETS

     Other assets include loans to related parties in the amount of $126,242 bearing interest at 8% and 10% respectively.

6    - COMMITMENTS AND CONTINGENCIES

     The Company leases its office space under a five-year lease with monthly payments. The Company also has two operating leases for automobiles with duration's of three and four years.

     Minimum annual rentals under these leases are:

     September 30
                  1998                             28,279
                  1999                             29,370
                  2000                             11,100
                                                 --------
         Total                                   $ 68,749
                                                 ========

     Rent expense for the year ended September 30, 1997 amounted to $17,250.

7    - NET EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share of common stock are based on the shares outstanding as of the balance sheet date of 128,311,223.

     Net Income (Loss)                                              $   (21,269)

     Shares outstanding at balance sheet date                       128,311,223

     Net (Loss) per share                                           $  (0.00017)

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                       ---------------------------------
                               SEPTEMBER 30, 1997
                               ------------------
8    - INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes. Due to the Company's net operating losses in excess of $150,000 there are no income taxes currently due. As of September 30, 1998 the company has a deferred tax asset of $ 0. Due to recurring losses the company has a zero valuation allowance.


9    - SUBSEQUENT EVENTS

     On October 3, 1997 the Shareholders of The Company approved a reverse split of 3,400 to 1, so that each 3,400 shares issued and outstanding became one share, and that any fractional shares be rounded up to the nearest whole share.

     Issued and outstanding                              Issued and outstanding
     Shares prior to 3,400 to 1 reverse stock split.     Shares post reverse stock split

     128,311,223                                         37,989*

*All fractional shares were rounded up to the nearest share.

(Continued)

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (Formerly L.J.L. Intercom Services Corp.)
                   -----------------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                       ---------------------------------
                               SEPTEMBER 30, 1997
                               ------------------

     On  December  12,  1997  the  Directors  of  Intercom   Technologies  Corp.
     Unanimously consented to authorizing the issuance of 82,500 shares of restricted common stock under Rule 144, to the following individuals.

     Sapphire Consultants Inc. ........................    20,000 shares

     RCA Trading Co., Inc. ............................    30,000

     TLT (Investments) Ltd. ...........................    30,000

     David Lutzker ....................................     2,500

     Shares were issued in consideration of $8,250.

                            MATATIA, MAYOKA & COHEN
                          ----------------------------
                          Certified Public Accountants

Joseph V. Matatia CPA, JD
Mark L. Mayoka CPA, JD                                       Tel: (212) 758-7400
Itzhak, Cohen CPA, NLBA                                      Fax: (212) 697-8997

            551 Fifth Avenue, Suite 1120, New York, New York 10176
--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT

August 1, 1997

To The Stockholder
Intercom Technologies Corp.
New York, New York

     We have audited the accompanying balance sheet of Intercom Technologies Corp. as of September 30, 1996, and the related statements of income, cash flows and statement of changes to stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     Except as discussed in the following paragraph we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     We did not observe the taking of the physical inventories at September 30, 1996 and 1995 (stated at $22,257 and $19,917, respectively), since those dates were prior to the time we were initially engaged as auditors for the Company. We were unable to satisfy ourselves about inventory quantities by means of other auditing procedures.

     In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to observe the physical inventories taken as of September 30, 1996 and 1995, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Intercom Technologies Corp., as of September 30, 1996, and the results of its operations for the year then ended in conformity with generally accepted accounting principles.


Matatia, Mayoka & Cohen
CERTIFIED PUBLIC ACCOUNTANT'S

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (formerly L.J.L. intercom services corp.)
                   -----------------------------------------
                                 BALANCE SHEET
                                 -------------
                               SEPTEMBER 30, 1996
                               ------------------


                                     ASSETS
                                     ------
CURRENT ASSETS:

        Cash ..........................................................   $  34,858
        Accounts receivable net .......................................      59,405
        Inventory .....................................................      22,257
                                                                          ---------
             TOTAL CURRENT ASSETS .....................................     116,520

PROPERTY MACHINERY AND EQUIPMENT ......................................       8,520

OTHER ASSETS ..........................................................     127,914
                                                                          ---------
                                                                            252,954
                                                                          =========
                 LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
        Accounts payable and accrued expenses .........................   $  22,793


STOCKHOLDER'S EQUITY
        Common stock - Par value $.OOO 1; 250,000,000 shares authorized
        142,957,634 shares issued and outstanding .....................   $  14,296

        Treasury stock ................................................      (2,500)

        Paid - in capital .............................................     365,057
        Retained earnings .............................................    (146,692)
                                                                          ---------
             TOTAL STOCKHOLDER'S EQUITY ...............................     230,161
                                                                          ---------
                                                                          $ 252,954
                                                                          =========








   The Accompanying Notes are an Integral Part of These Financial Statements

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (formerly L.J.L. intercom services corp.)
                   -----------------------------------------
                              STATEMENT OF INCOME
                              -------------------
                          YEAR ENDED SEPTEMBER 30, 1996
                          -----------------------------

Sales .....................................................   $    513,001

Cost of sales .............................................        189,065
                                                              ------------
        Gross profit ......................................        323,936

Selling general and administration ........................        305,343

Other income (expense) net ................................          2,590

Net income (loss) before taxes ............................         21,183

Provision for income taxes ................................          1,370
                                                              ------------
        Net income (loss) .................................   $     19,813
                                                              ============

Net income (loss) per share ...............................   $   0.000139
                                                              ------------
Average number of shares outstanding ......................    142,957,634
                                                              ------------








   The Accompanying Notes are an Integral Part of These Financial Statements

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (formerly L.J.L. intercom services corp.)
                   -----------------------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
                          YEAR ENDED SEPTEMBER 30, 1996
                          -----------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
        Net income (loss) ..................................   $ 19,813

Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
             Depreciation ..................................      4,208

        Changes in assets and liabilities
             Decrease (Increase) in accounts receivable ....      9,321
             Decrease (Increase) in inventory ..............     (2,340)
             Decrease (Increase) in other assets ...........     (3,888)
             Increase (Decrease) in accounts payable .......     (3,196)
                                                               --------
        CASH PROVIDED (USED) BY OPERATING ACTIVITIES .......     23,918
                                                               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures ...............................          -
                                                               --------
        CASH PROVIDED (USED) BY INVESTING ACTIVITIES .......          -
                                                               --------
CASH FLOWS FROM FINANCING ACTIVITIES:                                 -
                                                               --------

        CASH PROVIDED (USED) BY FINANCING ACTIVITIES ......           -
                                                               --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT .......      23,918

CASH AT BEGINNING OF YEAR .................................      10,940
                                                               --------
CASH AT END OF YEAR .......................................    $ 34,858
                                                               ========
SUPPLEMENT DISCLOSURE OF CASH
        FLOW INFORMATION
        Cash paid during the year for:

             Interest .....................................    $    235
                                                               ========
             Taxes ........................................    $  1,370
                                                               ========








   The Accompanying Notes are an Integral Part of These Financial Statements

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (formerly L.J.L. intercom services corp.)
                   -----------------------------------------
                  STATEMENT OF CHANGES TO STOCKHOLDER'S EQUITY
                  --------------------------------------------
                          YEAR ENDED SEPTEMBER 30, 1996
                          -----------------------------

                                         Common  stock
                                    ------------------------                     Additional      Retained
                                    Number of                        Treasury     paid in        earnings
                                     shares           Amount          stock       capital        (deficit)        Total
                                     ------           ------        ---------    --------       ---------         -----

Balance - October 1, 1994          ***********       $ 14,296      $  (2,500)   $ 365,057     $ (166,505)     $ 210,348

Net Income                                                                                        19,813         19,813

                                   -----------       --------      ---------    ---------     ----------      ---------
Balance - September 30, 1995       ***********       $ 14,296         (2,500)   $ 365,057     $ (146,692)     $ 230,161
                                   ===========       ========      =========    =========     ==========      =========








   The Accompanying Notes are an Integral Part of These Financial Statements

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (formerly L.J.L. intercom services corp.)
                   -----------------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                       ---------------------------------
                               SEPTEMBER 30, 1996
                               ------------------

1    -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Cash and Cash Equivalents

     The Company considers all instruments with maturities of three months or less to be cash and cash equivalents.

     B. Accounts Receivable

     Accounts receivable are represented net of allowance for bad debt.

     C. Inventory

     Inventory is stated at the lower of cost or market using the first-in first-out method.

     D. Property and equipment

     Property and equipment are carried at cost. The Company provides for depreciation based on estimated useful lives of the assets. Depreciation is provided principally on the straight-line method. Maintenance and repair costs are charged to expense as incurred. Cost of replacements and improvements is generally & capitalized. The range of estimated useful lives used for depreciation is as follows:

                                                                      Years

        Machinery and Equipment .................................     3-10
        Furniture and Fixtures ..................................     5-10
        Leasehold Improvements ..................................     5

2    - CHANGE IN CORPORATE NAME

     On March 31, 1985, the board of directors of L.J.L. Intercom Services Corp. adopted a resolution to change the corporate name to Intercom Technologies Corp. The stockholders of the Company approved this change on April 22, 1985.

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (formerly L.J.L. intercom services corp.)
                   -----------------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                       ---------------------------------
                               SEPTEMBER 30, 1996
                               ------------------

3    - INVENTORY

     Inventory consists of the following:

        Parts ...........................................   $ 7,500
        Finished Goods ..................................    14,757
                                                            -------
        Total ...........................................   $22,257
                                                            =======
4    - PROPERTY AND EQUIPMENT

     Property plant and equipment consists of

     Shop equipment .....................................   $12,788
     Furniture & fixtures ...............................     7,836
     Show room ..........................................     7,957
     Leasehold improvements .............................     2,779
     Auto ...............................................     2,400
                                                            -------
     Total cost .........................................   $33,760

     Accumulated depreciation ...........................    25,240
                                                            -------
     Total ..............................................   $ 8,520
                                                            =======
5    - OTHER ASSETS

     Other assets include a loan to related parties in the amount of $ 119,927

6    - COMMITMENTS AND CONTINGENCIES

     The Company leases its office space under a five year lease with monthly payments. The Company also has two operating leases for automobiles with durations of three and four years.

                          INTERCOM TECHNOLOGIES CORP.
                          ---------------------------
                   (formerly L.J.L. intercom services corp.)
                   -----------------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                       ---------------------------------
                               SEPTEMBER 30, 1996
                               ------------------


     Minimum annual rentals under these leases are:

        September 30       97.................. $ 27,951
                           98..................   28,279
                           99..................   29,370
                          100..................   11,100
                                                --------
        Total                                   $ 96,700
                                                ========

     Rent expense for the years ended September 30, 1995 amounted to $14,250.

7    - NET EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding.

8    - SUBSEQUENT EVENTS

     On July 1997 the Company entered into negotiations, with Megastar S.A. Panama "MEGA", to purchase all of the shares of MEGA, through the issuance of 35,000,000 shares of the Company on a post split basis.

     Prior to the acquisition the Company will have a reverse split of 3,400 shares to one, and will spin off all of it's assets and liabilities, to the Company's president and majority stock holders.