Form 10-Q
period 1998-12-31
INTERCOM TECHNOLOGIES CORP
filed 1999-03-19
CIK 728422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter  ended  December 31, 1998
                                                 Commission  File No  2-97278-NY

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

Yes __X__                       No _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


Common Stock, Par Value $.001                                120,239
-----------------------------                   --------------------------------
           Class                                Outstanding at December 31, 1998

Margery Davidson                                                   Member: NJCPA
--------------------------------------------------------------------------------
Certified Public Accountant




                                                               February 11, 1999




Mr. Dominick Pope
195 10th Avenue
New York, New York I 00 II


We have compiled the accompanying balance sheet of Intercom Technologies Corp. as of December 31, 1998, and the related statements of income, cash flows and statement of changes to stockholder's equity for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

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

                       INTERCOM TECHNOLOGIES CORPORATION

                                 BALANCE SHEET

                      THREE MONTHS ENDED DECEMBER 31,1998


                                     ASSETS

CURRENT ASSETS:

         Cash                                                        $  18,607.
         Accounts receivable net                                        52,592.
         Inventory                                                      31,640.
                                                                     ----------
         TOTAL CURRENT ASSETS                                        $ 102,839.

PROPERTY MACHINERY AND EQUIPMENT                                         3,136.

OTHER ASSETS                                                           124,361.
                                                                     ----------
         TOTAL ASSETS                                                $ 230,336.
                                                                     ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
         Accounts payable and accrued expenses                       $  44,930.

STOCKHOLDER'S EQUITY
         Common stock-Par value $.0001;
         250,000,000 shares authorized
         120,239 shares issued and outstanding                       $  14,304.

         Treasurer stock                                                (2,500.)

         Paid-in capital                                               373,299.
         Accumulated Deficit                                          (199,697.)
                                                                     ----------
         TOTAL STOCKHOLDER'S EQUITY                                  $ 185,406.

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 230,336.
                                                                     ==========



   The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                              STATEMENT OF INCOME

                      THREE MONTHS ENDED DECEMBER 31,1998

SALES                                                              $ 135,410.

COST OF GOODS SOLD                                                    66,948.
                                                                   ----------
         GROSS PROFIT                                                 68,462.

SELLING GENERAL AND ADMINISTRATION                                    80,006.

NET INCOME (LOSS) BEFORE TAXES                                       (11,544.)

PROVISION FOR INCOME TAXES                                               300.
                                                                   ----------
         NET INCOME (LOSS)                                         $ (11,844.)
                                                                   ==========
NET INCOME (LOSS) PER SHARE                                         (0.09850)

AVERAGE NUMBER OF SHARES OUTSTANDING                                 120,239.








   The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                            STATEMENT OF CASH FLOWS

                      THREE MONTHS ENDED DECEMBER 31,1998

CASH FLOW FROM OPERATING ACTIVITIES:
         Net income (loss)                                           $(11,844.)

Adjustments  to reconcile  net income  (loss)
  to net cash  provided by operating activities:
         Depreciation                                                     324.

Changes in assets and liabilities
         Decrease (Increase) in accounts receivable                    (5,569.)
         Decrease (Increase) in  inventory
         Decrease (Increase) in other  assets                          (9,232.)
         Increase (Decrease) in accounts payable                       22,915.
                                                                     ---------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           (3,406.)

CASH FLOWS FROM INVESTING ACTIVITIES
         CAPITAL EXPENDITURES                                              --
                                                                     ---------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES                               --
                                                                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES                                       --
                                                                     ---------
CASH PROVIDED (USED BY FINANCING ACTIVITIES                                --
                                                                     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                    (3,406.)

CASH AT BEGINNING OF YEAR                                              22,013.

CASH AT END OF YEAR                                                  $ 18,607.
                                                                     =========





   The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                  STATEMENT OF CHANGES TO STOCKHOLDER'S EQUITY

                      THREE MONTHS ENDED DECEMBER 31,1998


                     Common      Treasury     Additional       Retained        Total
                      stock       stock        paid in         earnings
                     amount                    capital        (deficit)

Balance 10/1/98     $ 14,304.    $ (2,500.)   $ 373,299.     $ (187,853.)    $197,250.

Net Income (Loss)                                               (11,844.)     (11,844.)

Balance 12/31/98      14,304.    $ (2,500.)   $ 373,299.     $ (199,697.)    $185,406.
                    =========    =========    ==========     ===========     =========








   The Accompanying Notes are an Integral Part of These Financial Statements

                       INTERCOM TECHNOLOGIES CORPORATION

                            STATEMENT OF CASH FLOWS

                      THREE MONTHS ENDED DECEMBER 31,1998



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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Cash and Cash Equivalents

The Company considers all instruments with a maturity of three months or less to be &ash and cash equivalents.

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

                       INTERCOM TECHNOLOGIES CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31,1998



4. INVENTORY

         Inventory consists of the following:

         Parts                                            $ 5,000.
         Finished Goods                                    26,640.
                                                          --------
         Total                                            $31,640.
                                                          ========

5.       PROPERTY AND EQUIPMENT
         Property plant and equipment  consists of:
         Shop equipment                                   $ 7,021.
         Furniture and fixtures                             1,922.
         Show room                                          7,957.
         Leasehold improvements                             3,818.
         Auto                                               3,250.
                                                          --------
         Total Cost                                        23,968.

         Accumulated depreciation                          20,832.
                                                          --------
         Total                                            $ 3,136.
                                                          ========
6.       OTHER ASSETS

Other assets include loans to related parties in the amount of $ 115,667.

7.       COMMITMENTS AND CONTINGENCIES

The Company leases its office space under a five year lease with monthly payments. The Company also has two operating leases for automobiles with a duration of two and three years.

Minimum annual rentals under these leases are:

         September 30, 1999                               $ 29,370.
                       2000                                 11,100.
                                                          ---------
         Total                                            $ 40,470.
                                                          =========

                       INTERCOM TECHNOLOGIES CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31,1998



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


10.      INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes. Due to the Company's net operating losses in excess of $150,000. There are no income taxes currently due. As of December 31, 1998 the company has a deferred tax asset of $0. Due to recurring losses the company has a zero valuation allowance.


II.      SUBSEQUENT EVENTS

The Company as of the report date has not entered into any significant business transactions which would impair the balance sheet.


12.      NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share of common stock are based on the shares outstanding as of the balance sheet date of 120,239 shares.

         Net Income (Loss)                                $ (11,844.)

         Shares outstanding at balance sheet date           120,239.

         Net (Loss) per share                             $ (0.09850)

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



                                             INTERCOM TECHNOLOGIES CORP.
                                             ---------------------------
                                                    (Registrant)



Dated: March 3, 1999                 By:
                                         --------------------------------
                                         Dominick P. Pope
                                         President and Treasurer
                                         (Principal Financial
                                         Officer and Principal
                                         Accounting Officer)